Form 10-K
period 1997-12-31
ONYX ACCEPTANCE GRANTOR TRUST 1997-2
filed 1998-03-31
CIK 1038361

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C. 20549

                                         FORM 10-K
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 (Fee Required)
                           1997
For the fiscal year ended_________________
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT    OF    1934(No    fee    Required)    For    the     transition     period
from_______________________ to_______________________
Commission File Number:       333-28893

                            Onyx Acceptance Grantor Trust 1997-2
 -----------------------------------------------------------------------------
                            (Issuer with respect to Certificates)

                             Onyx Acceptance Financial Corporation
-----------------------------------------------------------------------------
                  Exact name of registrant as specified in its charter)
Delaware                                           33-0639768
-----------------------------------------------------------------------------
(State or other jurisdiction                   I.R.S. Employer I.D.
of incorporation or organization)
8001 Irvine Center Drive, 5th Floor, Irvine, CA.                          92618
-----------------------------------------------------------------------------
(Address of principal executive offices)                                Zip Code
                                            714-753-1191
-----------------------------------------------------------------------------
                      (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
         Title of each class         Name of each exchange on which registered
 .....................None.                          None.      ................
 ..........................................................................
 .....................................................................
              Securities registered pursuant to Section 12(g) of the Act

 .................................None.....
                            (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x ]Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
(See definition of affiliate in Rule 405).  None


Applicable only to corporate registrants:
         Indicate the number of shares outstanding of each of the issuers
classes of common stock, as of the latest practicable date:    None

Documents incorporated by reference. 8-K's described herein under Item 14(b) of this Annual Report on Form 10-K.




                                     PART I
Item 1.  Business.
                  Onyx Acceptance Financial Corporation ("Finco") established the Onyx Acceptance Grantor Trust 1997-2 (the "Trust") as of June 19, 1997 pursuant to a Pooling and Servicing Agreement (the "Agreement") among the Finco, Onyx Acceptance Corporation, as Servicer (the"Servicer") and Bankers Trust Company of New York as Trustee (the"Trustee"). Pursuant to the Agreement, the Trust issued Auto Loan Pass-Through Certificates in the initial principal amount of $121,676,091. The property of the Trust includes, among other things, a pool of motor vehicle retail installment sales contracts (the "Contracts"), secured by new and used automobiles financed thereby, certain monies due thereunder from and after June 1, 1997 (the"Cut-Off Date") in the vehicles financed thereby(the "Financed Vehicles") and certain other property in exchange for certificates representing fractional undivided interests in the Trust (the "Certificates") which were sold to the public in an underwritten offering. Simultaneously with the issuance of the Certificates, Finco sold and assigned to the Trustee for the Trust without recourse, all of Finco's interest in Contracts with an Aggregate Scheduled Balance as of the Cutoff Date of $121,676,091 (hereinafter referred to as the "Contracts"), the proceeds thereof and certain other assets of the Trust. The Servicer services the Contracts pursuant to the Agreement and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burden and expenses, Onyx, as servicer, retains title to the Financed Vehicles but the Contracts and certain documents related thereto are delivered to the Trustee.

Item 2.           Properties.
                  The property of the Trust includes the Contracts purchased by Onyx pursuant to the dealer agreements, from California automobile dealerships with which Onyx has relationships and , in general, all payments due under the Contracts on or after June 1,1997. Immediately upon acquisition, the Contracts were sold by Onyx to Finco pursuant to a Sale and Servicing Agreement dated September 8, 1994 (the "Purchase Agreement"). The Contracts were then sold by Finco to the Trust pursuant to the Agreement. The property of the Trust also includes (i) certain documents relating to the Contracts, (ii) certain monies due under the Contracts on and after the Cut-Off Date (iii) security interests in the Financed Vehicles and the right to receive proceeds from claims on certain insurance policies covering the Financed Vehicles or the obligors under each related Contract and the right to proceeds under a certain blanket insurance policy maintained by Onyx, (iv) all amounts on deposit in the collection account including all eligible investments credited thereto, (v) the benefits of an irrevocable principle/interest surety bond issued by Capital Markets Assurance Corporation, (vi) the rights of Finco to cause Onyx to repurchase certain contracts under certain circumstances, and (vii) all proceeds of the foregoing.

                  The Contracts were purchased by Onyx in the normal course of business in accordance with Onyx's underwriting standards, which emphasize the obligor's ability to pay and creditworthiness, as well as the asset value of the Financed Vehicle.


As of December 31, 1997 the pool consisted of the following number of Contracts with the following delinquency characteristics:

                Delinquency Experience of Contracts as of December 31, 1997
                             (Dollars in Thousands)

                                                     Dollars                  No.         %(1)
         Outstandings...............................$97,581,535               9072
         Delinquencies 30-59 days(2)(3)...........  $ 1,530,041                146         1.57
         Delinquencies 60 and over(2)(3).....       $ 2,054,409                170         2.11
                           (1)      As a percent of amount of contracts outstanding
                           (2)      Delinquencies include principal amounts only
                           (3)      The period of delinquency is based on the number of days
                       payments are contractually past due

                  Additional information concerning the pool balance, payment of principal and interest, prepayments, the servicing fee, the weighted average maturity and seasoning, the pool factor, and other information relating to the pool of Contracts may be obtained in the monthly reports provided to the Trustee by Onyx as Servicer. (See Exhibit 19.1 attached hereto)

Item 3.           Legal Proceedings
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Securityholders
 Matters.   There  are eight securityholders of record (DTC) as of
 March 1998.  There is no established public trading market for the securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                  None.
 .

                                     Part IV

Item 14. Exhibits , Financial Statement Schedules, and Reports on Form 8-K

                  (a) 2 Exhibits

         Designation                        Description                         Method of Filing

         Exhibit 3.1                        Certificate of                      Previously filed
                                            Incorporation
         Exhibit 3.2                        Bylaws of Corporation               Previously filed
         Exhbit 4.1                         Pooling and Servicing
                                            Agreement                           Previously filed
         Exhibit 19.1                       Selected Information                Filed with this Report
                              relating to Contracts
         Exhibit 20.1                       Report of Accountant                Filed with this Report
                              relative to Servicing

                  (b)  Reports on Form 8-K

                           Reports  on Form 8-K were filed on behalf of the Onyx
 Acceptance Grantor Trust 1997-2 beginning in the month following creation of the Trust. Below listed is the date of each filing, the items reported and any financial statements filed.

                           Form 8-K dated July 28, 1997.  Item 5 providing the
Distribution Date Statement for Distribution Date of July 15, 1997. No financial statements.

                           Form 8-K dated August 28, 1997.  Item 5 providing the
Distribution Date Statement for Distribution Date of August 15, 1997.
                           Form 8-K dated September 29, 1997.  Item 5 providing
the Distribution Date Statement for Distribution Date of September 15, 1997.
No financial statements.

                           Form 8-K dated October 21, 1997.  Item 5 providing
the Distribution Date Statement for Distribution Date of October 15, 1997. No financial statements.

                           Form 8-K dated November 26, 1997.  Item 5 providing
the Distribution Date Statement for Distribution Date of November 15, 1997. No financial statements.

                           Form 8-K dated December 26, 1997.  Item 5 providing
the Distribution Date Statement for Distribution Date of December 15, 1997.









                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Onyx Acceptance Grantor Trust 1997-2
(Issuer with respect to Certificates)

Onyx Acceptance Financial Corporation
(Originator of the Trust and Registrant)

         REGAN E. KELLY                                       March 30, 1998
---------------------------------------------        -------------------------
By:      Regan E. Kelly                                    Date
         Director and Executive Vice President
         Onyx Acceptance Financial Corporation





                                  Exhibit 19.1

                  Selected Information Related to the Contracts


Original Pool Balance as of June 12, 1997....................................................$121,676,091.
Pool Balance Factor as of June 12, 1997................................................................1.00.
Pool Balance as of December 31, 1997.........................................................$97,581,535
Pool Balance Factor as of December 31, 1997................................................      ..... 0.8019



                                  Exhibit 20.1

                   Report of Accountant Relative to Servicing
                         REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Onyx Acceptance Corporation


We have examined management's assertion that, as of December 31, 1997, Onyx Acceptance Corporation maintained effective internal control over the servicing of motor vehicle installment sale contracts for the Onyx Acceptance Grantor
Trust 1994-1,  Onyx Acceptance  Grantor Trust 1995-1,  Onyx  Acceptance  Grantor
Trust 1996-1,  Onyx Acceptance  Grantor Trust 1996-2,  Onyx  Acceptance  Grantor
Trust 1996-3,  Onyx Acceptance  Grantor Trust 1996-4,  Onyx  Acceptance  Grantor
Trust 1997-1, Onyx Acceptance Grantor Trust 1997-2, Onyx Acceptance Grantor Trust 1997-3 and Onyx Acceptance Grantor Trust 1997-4.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over the loan servicing process, testing and evaluating the design and operating effectiveness of the internal control, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because  of  inherent   limitations   in  any   internal   control,   errors  or
irregularities may occur and not be detected. Also, projections of any evaluation of the internal control over the loan servicing process to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management's assertion that Onyx Acceptance Corporation maintained effective internal control over the servicing of motor vehicle installment sale contracts for Onyx Acceptance Grantor Trust 1994-1, Onyx Acceptance Grantor Trust 1995-1, Onyx Acceptance Grantor Trust 1996-1, Onyx
Acceptance  Grantor Trust 1996-2,  Onyx  Acceptance  Grantor Trust 1996-3,  Onyx
Acceptance  Grantor Trust 1996-4,  Onyx  Acceptance  Grantor Trust 1997-1,  Onyx
Acceptance Grantor Trust 1997-2, Onyx Acceptance Grantor Trust 1997-3 and Onyx Acceptance Grantor Trust 1997-4 as of December 31, 1997, is fairly stated, in all material respects, based upon criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in Internal Control--Integrated Framework.


COOPERS & LYBRAND L.L.P.

Newport Beach, California
March 20, 1998


March 20, 1998


Coopers & Lybrand L.L.P.
4675 MacArthur Court, Suite 1600
Newport Beach, California 92660

Ladies and Gentlemen:

                    Assertion by Onyx Acceptance Corporation

Onyx Acceptance Corporation services the motor vehicle installment sale contracts for the Onyx Acceptance Grantor Trust 1994-1, Onyx Acceptance Grantor Trust 1995-1, Onyx Acceptance Grantor Trust 1996-1, Onyx Acceptance Grantor
Trust 1996-2,  Onyx Acceptance  Grantor Trust 1996-3,  Onyx  Acceptance  Grantor
Trust 1996-4, Onyx Acceptance Grantor Trust 1997-1, Onyx Acceptance Grantor Trust 1997-2, Onyx Acceptance Grantor Trust 1997-3, and Onyx Acceptance Grantor Trust 1997-4. Onyx Acceptance Corporation maintained effective internal control over the loan servicing for the Onyx Acceptance Grantor Trust 1994-1, Onyx Acceptance Grantor Trust 1995-1, Onyx Acceptance Grantor Trust 1996-1, Onyx
Acceptance  Grantor Trust 1996-2,  Onyx  Acceptance  Grantor Trust 1996-3,  Onyx
Acceptance Grantor Trust 1996-4, Onyx Acceptance Grantor Trust 1997-1, Onyx Acceptance Grantor Trust 1997-2, Onyx Acceptance Grantor Trust 1997-3, and Onyx Acceptance Grantor Trust 1997-4 as of December 31, 1997, based upon criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in Internal Control -- Integrated Framework.

JOHN W. HALL
-----------------------
John W. Hall
Chief Executive Officer

DON P. DUFFY
-----------------------
DonP. Duffy
Chief Financial Officer

CHARLIE ADAMS
-----------------------
Charlie Adams
Director of Technology